Form 10-Q
period 2025-03-31
RedHawk Acquisition I Corp.
filed 2025-05-15
CIK 2032260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

Or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _____________

Commission File No. 333-283645

RedHawk Acquisition I Corp.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	93-4886571
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14201 N. Hayden Road, Suite A-1 Scottsdale, AZ	85260
Address of Principal Executive Offices	Zip Code

(480) 659-6404

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒     No ☐

As of May 15, 2025, there were 3,750,000 outstanding shares of the registrant’s common stock, par value $0.001 per share.

REDHAWK ACQUISITION I CORP.

2025 QUARTERLY REPORT ON FORM 10-Q

Unless we state otherwise or the context otherwise requires, the terms “RedHawk,” “we,” “us,” “our” and the “Company” refer to RedHawk Acquisition I Corp., a Nevada corporation.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology.

Forward-looking statements are neither historical facts nor assurances of future performance, and are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Therefore, you should not rely on any of these forward-looking statements.

These forward-looking statements speak only as of the date of this Form 10-Q and are subject to business and economic risks. We do not undertake any obligation to update or revise the forward-looking statements to reflect events that occur or circumstances that exist after the date on which such statements were made, except to the extent required by law.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

REDHAWK ACQUISITION I CORP.

CONDENSED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$6,559	$479
Prepaid expenses	19,836	25,962
Deferred offering costs	84,796	57,631
Total assets	$111,191	$84,072

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,177	$4,486
Accounts payable - related party	-	100
Total liabilities	13,177	4,586

Commitments and contingencies (Note 4)

Stockholders' equity:
Preferred stock, par value $0.001, 10,000,000 authorized and 44 and 36 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	-	-
Common stock, par value $0.001, 250,000,000 authorized and 3,750,000 issued and outstanding as of March 31, 2025 and December 31, 2024	3,750	3,750
Additional paid-in capital	110,000	90,000
Accumulated deficit	(15,736)	(14,264)
Total stockholders' equity	98,014	79,486
Total liabilities and stockholders' equity	$111,191	$84,072

The accompanying footnotes are an integral part of these condensed financial statements.

REDHAWK ACQUISITION I CORP.

CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
	(Unaudited)	(Audited)
Formation and operating costs	$1,472	$4,888
Net loss before income taxes	(1,472)	(4,888)

Provision for income taxes	-	-
Net loss	$(1,472)	$(4,888)

Basic and diluted net loss per share	$(0.00)	$(0.03)
Weighted-average shares outstanding, basic and diluted	3,750,000	166,667

The accompanying footnotes are an integral part of these condensed financial statements.

REDHAWK ACQUISITION I CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2025 (UNAUDITED) AND MARCH 31, 2024

							Total
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, January 1, 2025	36	$-	3,750,000	$3,750	$90,000	$(14,264)	$79,486
Issuance of preferred stock	8	-	-	-	20,000	-	20,000
Net loss	-	-	-	-	-	(1,472)	(1,472)
Balance, March 31, 2025	44	$-	3,750,000	$3,750	$110,000	$(15,736)	$98,014

							Total
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, January 1, 2024	-	$-	-	$-	$-	$(1,309)	$(1,309)
Issuance of common stock	-	-	3,750,000	3,750	-	-	3,750
Net loss	-	-	-	-	-	(4,888)	(4,888)
Balance, March 31, 2024	-	$-	3,750,000	$3,750	$-	$(6,197)	$(2,447)

The accompanying footnotes are an integral part of these condensed financial statements.

REDHAWK ACQUISITION I CORP.

CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
	(Unaudited)	(Audited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,472)	$(4,888)
Changes in operating assets and liabilities:
Changes in prepaid expenses	6,126	-
Changes in accounts payable	8,691	2,388
Changes in accounts payable - related party	(100)	100
Net cash provided by (used in) operating activities	13,245	(2,400)

CASH FLOWS FROM FINANCING ACTIVITIES:
Offering costs	(27,165)	-
Proceeds from issuance of common stock	-	3,750
Proceeds from issuance of preferred stock	20,000	-
Net cash (used in) provided by financing activities	(7,165)	3,750

NET CHANGE IN CASH	6,080	1,350
Cash - Beginning of period	479	-
Cash - End of period	$6,559	$1,350

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying footnotes are an integral part of these condensed financial statements.

REDHAWK ACQUISITION I CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED

MARCH 31, 2025 AND 2024

NOTE 1 – NATURE OF THE ORGANIZATION AND BUSINESS

General

RedHawk Acquisition I Corp. (“RedHawk,” the “Company,” “we,” “our” or “us”), was incorporated in the State of Nevada on December 13, 2023, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has no operations to date. Other than issuing shares of common stock to its original shareholders and preferred shares to its initial investor, Redhawk Investment Group LLC, the Company has yet to commence any operational activities.

The Company was formed for the purpose of creating a corporation that could be used to consummate a merger or acquisition.

The Company can be defined as a “shell” company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. The Company is conducting a “Blank Check” offering subject to Rule 419 of Regulation C as promulgated by the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the “Securities Act”) (the “Offering”). The Offering proceeds, and the securities to be issued to investors (the “Deposited Funds” and “Deposited Securities,” respectively) will be deposited in an escrow account (the “Escrow Account”). While held in the Escrow Account, the Deposited Securities may not be traded or transferred other than by will or the laws of descent and distribution, or pursuant to a qualified domestic relations order as defined by the Internal Revenue Code of 1986, as amended (the “Code”) (26 U.S.C. 1 et seq.), or Title 1 of the Employee Retirement Income Security Act (29 U.S.C. 1001 et seq.), or the rules thereunder. Except for an amount, after the Minimum Offering is attained, up to 10% of the Deposited Funds otherwise releasable under Rule 419, the Deposited Funds and the Deposited Securities may not be released until an acquisition meeting the requirements of Rule 419 has been consummated and 80% of investors reconfirm their investment in accordance with the procedures set forth in Rule 419 (the “Minimum Offering”). Pursuant to these procedures, a new prospectus, which describes an acquisition candidate and its business and includes audited financial statements, will be delivered to all investors. The Company must return the pro rata portion of the Deposited Funds to any investor who does not elect to remain an investor. Unless at least 80% of investors elect to remain investors, all investors will be entitled to the return of a pro rata portion of the Deposited Funds and none of the Deposited Securities will be issued to investors. If a consummated acquisition(s) has not occurred within 18 months from the effective date of the registration statement, the net Deposited Funds held in the Escrow Account shall be returned to all investors on a pro rata basis within five business days by first class mail or other equally prompt means.

On February 6, 2025, the Registration Statement on Form S-1 (Registration No. 333-283645, the “Registration Statement”) of the Company was declared effective by the SEC, related to the offering of up to 6,000,000 shares of the Company’s common stock, par value $0.001 per share, at $0.75 per share.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company may elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used. Furthermore, as a result of the Company’s election, our condensed financial statements may not be comparable to companies that comply with public company effective dates.

NOTE 2 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Interim Financial Information

The condensed financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this Quarterly Report, as is permitted by such rules and regulations. The balance sheet as of December 31, 2024 has been derived from the financial statements included in the Company’s annual report on Form Special Financial Report in accordance with Rule 15d-2. Accordingly, these condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form Special Financial Report. The results for any interim period are not necessarily indicative of results for any future period. The Company recorded all adjustments necessary for a fair statement of the results for the interim period and all such adjustments are of a normal recurring nature.

Use of Estimates

The preparation of condensed financial statement in conformity with U.S. GAAP requires Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2025 and December 31, 2024, the Company did not have any cash balances in bank deposit accounts that exceeded federally insured limits.

Offering Costs

Offering costs consist of professional fees, filing, regulatory and other costs incurred through the balance sheet date that are directly related to the Offering. As of March 31, 2025 and December 31, 2024, the Company had $84,796 and $57,631, respectively, in deferred offering costs, consisting of legal fees, accounting fees, and filing fees. If the Offering is unsuccessful, deferred offering costs will be charged directly to expense as they cannot be capitalized against the proceeds of a future offering.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under Accounting Standards Codification (“ASC”) 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the condensed financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the condensed financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of March 31, 2025 and December 31, 2024, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similar to basic earnings per share, except the weighted average number of common shares outstanding are increased to include additional shares from the assumed exercise of share options, warrants or other financial instruments, if dilutive. The outstanding Series A Preferred Stock is convertible at $0.25 per share, such that each then outstanding share of Series A Preferred Stock shall have the equivalent vote as to 10,000 shares of common stock. As of March 31, 2025 and December 31, 2024, there were 44 and 36, respectively, shares of convertible Series A Preferred Stock outstanding, or 440,000 and 360,000, respectively, common stock equivalents. When the Company reports a net loss, the calculation of diluted net loss per share excludes potential convertible shares as the effect would be anti-dilutive.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures, which require public companies disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The guidance is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance is applied retrospectively to all periods presented in the condensed financial statements, unless it is impracticable. The Company adopted the ASU on January 1, 2024 and the adoption had no material impact on the Company’s condensed financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 3 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of March 31, 2025, the Company had cash of $6,559 and working capital of $98,014. The Company’s liquidity needs up to March 31, 2025 have been satisfied through purchases of common stock by the Company’s founder and the purchases of Series A Preferred Stock from a related party.

The accompanying condensed financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2025, the Company had no income from continuing operations. Based on the Company’s cash balance as of March 31, 2025, and projected cash needs for the next twelve months, management estimates that it will need to raise additional capital to cover operating and capital requirements. Management expects that any additional funds needed will be raised through the future offering and the sale of Series A Preferred Stock to a related party. There can be no assurance that all required future financing will be successfully completed on a timely basis by the related party, or, if with other parties, on terms acceptable to the Company. Based on these circumstances, management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Accordingly, the accompanying condensed financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business. As of March 31, 2025, the Company was not involved in any lawsuits or legal proceedings.

NOTE 5 – RELATED PARTY TRANSACTIONS

Founder Shares

On March 27, 2024, the Company’s founder, Redhawk Acquisition One, LLC, purchased 3,750,000 shares (the “Founder Shares”) of the Company’s common stock for an aggregate price of $3,750. Mr. Reithinger, the Company’s President, Treasurer and Director, beneficially owns 750,000 shares of common stock through Escala Asset Management, LLC, an entity owned and controlled by Mr. Reithinger. Such entity owns a 20% membership interest in RedHawk Acquisition One, LLC. Mr. Walsh, the Company’s Secretary and Director, beneficially owns 750,000 shares of common stock through Walsh Corporate Finance, LLC, an entity owned and controlled by Mr. Walsh. Such entity owns a 20% membership interest in RedHawk Acquisition One, LLC.

Preferred Shares

On April 22, 2024, the Board of Directors established a designation of preferred stock, $0.001 par value per share as Series A Preferred Stock and the relative rights and preferences thereof. As of March 31, 2025 and December 31, 2024, there were 44 and 36, respectively, shares of Series A Preferred Stock held by related parties (see Note 6).

Founding Expenses

During 2024, Mr. Reithinger paid for certain expenses involved with the incorporation of the Company with personal funds. During 2024, these expenses totaled $100 and were recorded as a related party accounts payable on the accompanying condensed balance sheet as of December 31, 2024. During the three months ended March 31, 2025, the amounts were repaid and the related party payable as of March 31, 2025 was $0.

Office Space

The office space used by the Company is provided by Eventus Advisory Group, LLC (“Eventus”), a private CFO-services firm, managed by Mr. Reithinger, at no charge.

NOTE 6 – STOCKHOLDERS’ EQUITY

Authorized Capital

The authorized capital of the Company consists of 250,000,000 shares of common stock with a $0.001 par value and 10,000,000 shares of preferred stock with a $0.001 par value.

Common Stock

On March 27, 2024, the Company’s issued 3,750,000 Founder Shares of the Company’s common stock for an aggregate price of $3,750.

Preferred Stock

The authorized preferred stock of the Company consists of 10,000,000 preferred shares, $0.001 par value per share. The Series A Preferred Stock is convertible at $0.25 and votes on an as-converted basis, such that each then outstanding share of Series A Preferred Stock shall have the equivalent vote as to 10,000 shares of common stock.

On May 17, 2024, the Company issued six shares of Series A Preferred Stock to Redhawk Investment Group, LLC for aggregate proceeds of $15,000.

On July 22, 2024, the Company issued six shares of Series A Preferred Stock to Redhawk Investment Group, LLC for aggregate proceeds of $15,000.

On October 17, 2024, the Company issued four shares of Series A Preferred Stock to Redhawk Investment Group, LLC for aggregate proceeds of $10,000.

On October 22, 2024, the Company sold 20 shares of Series A Preferred Stock to Eventus for an aggregate total of $50,000 in past or future services.

On January 29, 2025, the Company issued eight shares of Series A Preferred Stock to Redhawk Investment Group, LLC for aggregate proceeds of $20,000.

NOTE 7 – SEGMENT REPORTING

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s Chief Executive Officer has been identified as the chief operating decision maker (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment and all operating decisions allocate resources based on the best benefit to the Company as a whole.

NOTE 8 – SUBSEQUENT EVENTS

Management evaluated subsequent events and transactions that occurred after the balance sheet date through the date these condensed financial statements were issued. Based upon this review, other than below, management did not identify any additional subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report and our audited financial statements and related notes thereto included in our Annual Report on Form Special Financial Report for the year ended December 31, 2024, which was filed with the SEC on March 14, 2025. This discussion and analysis and other parts of this Quarterly Report contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under the “Risk Factors” section of the S-1 Registration Statement, as amended, filed with the SEC on January 31, 2025.

Overview

RedHawk Acquisition I Corp., was incorporated in the State of Nevada on December 13, 2023, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. We have no operations to date. Other than issuing shares of common stock to our original shareholders and preferred shares to our initial investor, Redhawk Investment Group LLC, we have yet to commence any operational activities. We were formed for the purpose of creating a corporation that could be used to consummate a merger or acquisition.

On February 6, 2025, our Registration Statement on Form S-1 (Registration No. 333-283645, the “Registration Statement”) was declared effective by the SEC, related to the offering of up to 6,000,000 shares of our common stock, par value $0.001 per share, at $0.75 per share.

Results of Operations and Known Trends or Future Events

All activities through March 31, 2025 were related to our organizational activities and preparation of our registration statement. We will not generate any operating revenues until after completion of our Initial Business Combination. We incur ongoing expenses as a result of being a public company for legal, financial reporting, accounting and auditing compliance.

For the three months ended March 31, 2025, our net loss was $1,472, as compared to a net loss of $4,888 for the three months ended March 31, 2024. We will continue to incur legal and professional expenses in order to maintain compliance as a public company.

Liquidity, Capital Resources and Going Concern

As of March 31, 2025, we had cash of $6,559 and working capital of $98,014. Our liquidity needs up to March 31, 2025 have been satisfied through purchases of common stock by our founder and the purchases of Series A Preferred Stock from a related party. We anticipate that operating losses and net cash used in operating activities will increase over the next 12 months. We have based these estimates, however, on assumptions that may prove to be wrong. We will need additional funding to consummate a future business combination. Management has plans to secure such additional funding. Because of these factors, there is substantial doubt about our ability to continue as a going concern.

The accompanying condensed financial statements have been prepared on the basis that we will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2025, we had not commenced any operations. All activity from December 13, 2023 (inception) through March 31, 2025 relates to our formation and future offering. We will not generate any operating revenues until after the completion of the Initial Business Combination, at the earliest.

Accordingly, the accompanying condensed financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-balance sheet arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. Management has determined that the Company has no critical accounting estimates.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective due to both (a) a lack of an audit committee; and (b) limited financial resources and staff and, therefore, limited or no segregation of duties. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to management, including our Principal Executive Officer and Principal Financial and Accounting Officer, as appropriate, to allow timely discussions regarding required disclosure. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the three months ended March 31, 2025.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosure.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 29, 2025, the Company issued eight shares of Series A Preferred Stock to Redhawk Investment Group, LLC for aggregate proceeds of $20,000.

For the above sales of securities, the Company relied upon Section 4(a)(2) of the Securities Act of 1933, as amended. There were no commissions paid in for the above sales of securities.

The price of the securities sold was arbitrarily determined and bore no relationship to any objective criterion of value. At the time of the sales, the Company was recently formed or in the process of being formed and possessed no assets.

Item 5. Other Information

During the quarter ended March 31, 2025, no director or officer of the Company adopted or terminated or otherwise had in effect a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this Quarterly Report are listed in the Exhibit Index below. The exhibits listed in the Exhibit Index are incorporated by reference herein.

Exhibit No.	Description
31.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data file (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDHAWK ACQUISITION I CORP.

May 15, 2025	By:	/s/ Neil Reithinger
Neil Reithinger
President and Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer)

