Form 10-Q
period 2025-06-30
RedHawk Acquisition I Corp.
filed 2025-08-07
CIK 2032260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025

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

As of August 7, 2025, there were 3,750,000 outstanding shares of the registrant’s common stock, par value $0.001 per share.

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

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

REDHAWK ACQUISITION I CORP.

CONDENSED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$1,795	$479
Prepaid expenses	15,743	25,962
Deferred offering costs	96,597	57,631
Total assets	$114,135	$84,072

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$17,497	$4,486
Accounts payable - related party	-	100
Total liabilities	17,497	4,586

Commitments and contingencies (Note 4)

Stockholders' equity:
Preferred stock, par value $0.001, 10,000,000 authorized and 44 and 36	-	-
shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively
Common stock, par value $0.001, 250,000,000 authorized and 3,750,000	3,750	3,750
issued and outstanding as of June 30, 2025 and December 31, 2024
Additional paid-in capital	110,000	90,000
Accumulated deficit	(17,112)	(14,264)
Total stockholders' equity	96,638	79,486
Total liabilities and stockholders' equity	$114,135	$84,072

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

REDHAWK ACQUISITION I CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

Formation and operating costs	$1,376	$313	$2,848	$5,201
Net loss before income taxes	(1,376)	(313)	(2,848)	(5,201)

Provision for income taxes	-	-	-	-
Net loss	$(1,376)	$(313)	$(2,848)	$(5,201)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted-average shares outstanding, basic and diluted	3,750,000	3,750,000	3,750,000	1,968,232

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

REDHAWK ACQUISITION I CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, January 1, 2025	36	$-	3,750,000	$3,750	$90,000	$(14,264)	$79,486
Issuance of preferred stock	8	-	-	-	20,000	-	20,000
Net loss	-	-	-	-	-	(1,472)	(1,472)
Balance, March 31, 2025	44	-	3,750,000	3,750	110,000	(15,736)	98,014
Net loss	-	-	-	-	-	(1,376)	(1,376)
Balance, June 30, 2025	44	$-	3,750,000	$3,750	$110,000	$(17,112)	$96,638

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, January 1, 2024	-	$-	-	$-	$-	$(1,309)	$(1,309)
Issuance of common stock	-	-	3,750,000	3,750	-	-	3,750
Net loss	-	-	-	-	-	(4,888)	(4,888)
Balance, March 31, 2024 (Audited)	-	-	3,750,000	3,750	-	(6,197)	(2,447)
Issuance of preferred stock	6	-	-	-	15,000	-	15,000
Net loss	-	-	-	-	-	(313)	(313)
Balance, June 30, 2024	6	$-	3,750,000	$3,750	$15,000	$(6,510)	$12,240

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

REDHAWK ACQUISITION I CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30, 2025	For the Six Months Ended June 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,848)	$(5,201)
Changes in operating assets and liabilities:
Changes in prepaid expenses	10,219	-
Changes in accounts payable	13,011	16,443
Changes in accounts payable - related party	(100)	100
Net cash provided by operating activities	20,282	11,342

CASH FLOWS FROM FINANCING ACTIVITIES:
Offering costs	(38,966)	(25,171)
Proceeds from issuance of common stock	-	3,750
Proceeds from issuance of preferred stock	20,000	15,000
Net cash used in financing activities	(18,966)	(6,421)

NET CHANGE IN CASH	1,316	4,921
Cash - Beginning of period	479	-
Cash - End of period	$1,795	$4,921

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

REDHAWK ACQUISITION I CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2025 AND 2024

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

On February 6, 2025, the Registration Statement on Form S-1 (Registration No. 333-283645, the “Registration Statement”) of the Company was declared effective by the SEC, related to the offering of up to 6,000,000 shares of the Company’s common stock, par value $0.001 per share, at $0.75 per share, of which no shares have been sold through the issuance date of this report.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company may elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used. Furthermore, as a result of the Company’s election, our unaudited condensed financial statements may not be comparable to companies that comply with public company effective dates.

NOTE 2 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Interim Financial Information

The unaudited condensed financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this Quarterly Report, as is permitted by such rules and regulations. The balance sheet as of December 31, 2024 has been derived from the financial statements included in the Company’s annual report on Form Special Financial Report in accordance with Rule 15d-2. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form Special Financial Report. The results for any interim period are not necessarily indicative of results for any future period. The Company recorded all adjustments necessary for a fair statement of the results for the interim period and all such adjustments are of a normal recurring nature.

Use of Estimates

The preparation of unaudited condensed financial statement in conformity with U.S. GAAP requires Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2025 and December 31, 2024, the Company did not have any cash balances in bank deposit accounts that exceeded federally insured limits.

Offering Costs

Offering costs consist of professional fees, filing, regulatory and other costs incurred through the balance sheet date that are directly related to the Offering. As of June 30, 2025 and December 31, 2024, the Company had $96,597 and $57,631, respectively, in deferred offering costs, consisting of legal fees, accounting fees, and filing fees. If the Offering is unsuccessful, deferred offering costs will be charged directly to expense as they cannot be capitalized against the proceeds of a future offering.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under Accounting Standards Codification (“ASC”) 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the unaudited condensed financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of June 30, 2025 and December 31, 2024, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similar to basic earnings per share, except the weighted average number of common shares outstanding are increased to include additional shares from the assumed exercise of share options, warrants or other financial instruments, if dilutive. The outstanding Series A Preferred Stock is convertible at $0.25 per share, such that each then outstanding share of Series A Preferred Stock shall have the equivalent vote as to 10,000 shares of common stock. As of June 30, 2025 and December 31, 2024, there were 44 and 36, respectively, shares of convertible Series A Preferred Stock outstanding, or 440,000 and 360,000, respectively, common stock equivalents. When the Company reports a net loss, the calculation of diluted net loss per share excludes potential convertible shares as the effect would be anti-dilutive.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures, which require public companies disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The guidance is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance is applied retrospectively to all periods presented in the unaudited condensed financial statements, unless it is impracticable. The Company adopted the ASU on January 1, 2024 and the adoption had no material impact on the Company’s unaudited condensed financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

NOTE 3 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of June 30, 2025, the Company had cash of $1,795 and working capital of $96,638. The Company’s liquidity needs up to June 30, 2025 have been satisfied through purchases of common stock by the Company’s founder and the purchases of Series A Preferred Stock by a related party.

The accompanying unaudited condensed financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2025, the Company had no income from continuing operations. Based on the Company’s cash balance as of June 30, 2025, and projected cash needs for the next twelve months, management estimates that it will need to raise additional capital to cover operating and capital requirements. Management expects that any additional funds needed will be raised through the future offering and the sale of Series A Preferred Stock to a related party. There can be no assurance that all required future financing will be successfully completed on a timely basis by the related party, or, if with other parties, on terms acceptable to the Company. Based on these circumstances, management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Accordingly, the accompanying unaudited condensed financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business. As of June 30, 2025, the Company was not involved in any lawsuits or legal proceedings.

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

Preferred Shares

On April 22, 2024, the Board of Directors established a designation of preferred stock, $0.001 par value per share as Series A Preferred Stock and the relative rights and preferences thereof. As of June 30, 2025 and December 31, 2024, there were 44 and 36, respectively, shares of Series A Preferred Stock held by related parties (see Note 6).

Founding Expenses

During 2024, Mr. Reithinger paid for certain expenses involved with the incorporation of the Company with personal funds. During 2024, these expenses totaled $100 and were recorded as a related party accounts payable on the accompanying condensed balance sheet as of December 31, 2024. During the six months ended June 30, 2025, the amounts were repaid and the related party payable as of June 30, 2025 was $0.

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

Common Stock

On March 27, 2024, the Company issued 3,750,000 Founder Shares of the Company’s common stock for an aggregate price of $3,750.

Preferred Stock

The Series A Preferred Stock is convertible at $0.25 per share and votes on an as-converted basis, such that each then outstanding share of Series A Preferred Stock shall have the equivalent vote as to 10,000 shares of common stock.

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

NOTE 8 – SUBSEQUENT EVENTS

Management evaluated subsequent events and transactions that occurred after the balance sheet date through the date these unaudited condensed financial statements were issued. Based upon this review, other than below, management did not identify any additional subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

On February 6, 2025, our Registration Statement on Form S-1 (Registration No. 333-283645, the “Registration Statement”) was declared effective by the SEC, related to the offering of up to 6,000,000 shares of our common stock, par value $0.001 per share, at $0.75 per share of which no shares have been sold through the issuance date of this report.

Results of Operations and Known Trends or Future Events

All activities through June 30, 2025 were related to ongoing legal, financial reporting, accounting and auditing expenses as a result of being a public company. We will not generate any operating revenues until after completion of our Initial Business Combination.

For the three months ended June 30, 2025, our net loss was $1,376, as compared to a net loss of $313 for the three months ended June 30, 2024. The increase is due to additional trustee and website hosting fees. We will continue to incur legal and professional expenses in order to maintain compliance as a public company.

For the six months ended June 30, 2025, our net loss was $2,848, as compared to a net loss of $5,201 for the six months ended June 30, 2024. We incurred additional audit fees in 2024 due to the audit of our March 31, 2024 financial statements for S-1 purposes that were not required in 2025, therefore, we had a decrease in audit fees and net loss in 2025. We will continue to incur legal and professional expenses in order to maintain compliance as a public company.

Liquidity, Capital Resources and Going Concern

As of June 30, 2025, we had cash of $1,795 and working capital of $96,638. Our liquidity needs up to June 30, 2025 have been satisfied through purchases of common stock by our founder and the purchases of Series A Preferred Stock by a related party. We anticipate that operating losses and net cash used in operating activities will increase over the next 12 months. We have based these estimates, however, on assumptions that may prove to be wrong. We will need additional funding to consummate a future business combination. Management has plans to secure such additional funding. Because of these factors, there is substantial doubt about our ability to continue as a going concern.

The accompanying unaudited condensed financial statements have been prepared on the basis that we will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2025, we had not commenced any operations. All activity from December 13, 2023 (inception) through June 30, 2025 relates to our formation and future offering. We will not generate any operating revenues until after the completion of the Initial Business Combination, at the earliest.

Accordingly, the accompanying unaudited condensed financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the period ended June 30, 2025.

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

PART II – OTHER INFORMATION

Item 5. Other Information

During the quarter ended June 30, 2025, no director or officer of the Company adopted or terminated or otherwise had in effect a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this Quarterly Report are listed in the Exhibit Index below. The exhibits listed in the Exhibit Index are incorporated by reference herein.

Exhibit No.	Description
31.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).
32.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data file (embedded within the Inline XBRL document)

* This certification is deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDHAWK ACQUISITION I CORP.

August 7, 2025	By:	/s/ Neil Reithinger
Neil Reithinger
President and Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer)

